Form 10-K/A
period 1995-12-31
STRUCTURED ASSET SECURITIES CORP SERIES 1995-4
filed 1997-10-02
CIK 1011026

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

| x |   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

|   |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No.:  033-48771-05

    Structured Asset Securities Corporation, Mortgage Pass-Through Certificates,
                              Series 1995-04 Trust
             (Exact name of registrant as specified in its charter)

New York (governing law of pooling and servicing agreement)
State or other jurisdiction of incorporation or organization)

52-1971909
(I.R.S. Employer Identification No.)

c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                     21044
(Address of principal executive                 (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                No



This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 29, 1996, by Norwest Bank Minnesota, N.A. (the "Reporting Person"), on behalf of Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 1995-04 Trust (the "Trust"), established pursuant to a Trust Agreement (the "Trust Agreement") among Structured Asset Securities Corporation, as Depositor, (the "Depositor"), and Norwest Bank Minnesota, N.A., as Trustee (the "Trustee"), pursuant to which the Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1995-04 Trust, certificates registered under the Securities Act of 1933 (the "Certificates") were issued. Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                    (a) Mellon Mortgage Company, as Servicer<F1>

          99.2 Management Assertion Letter:

                    (a) Mellon Mortgage Company, as Servicer<F2>

          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                    (a) Mellon Mortgage Company, as Servicer<F1>

     (b)  Omitted.

     (c)  Omitted.

     (d)  Omitted.


<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further admendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.


                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


   Structured Asset Securities Corporation Mortgage Pass-Through Certificates,
                              Series 1995-04 Trust


                        By: Norwest Bank Minnesota, N.A.,
                            as Trustee

                        By: /s/ Sherri J. Sharps
                        By: Sherri Sharps
                     Title: Vice President
                     Dated: October 1, 1997



                                  EXHIBIT INDEX

          Exhibit No.

          99.1 Annual Report of Independent Public Accountants' as to master servicing activities or servicing activities as applicable:

                    (a) Mellon Mortgage Company, as Servicer<F1>

          99.2 Management Assertion Letter:

                    (a) Mellon Mortgage Company, as Servicer<F2>


          99.3 Annual Statements of Compliance with obligations under the Pooling Agreement or servicing agreement, as applicable, of:

                    (a) Mellon Mortgage Company, as Servicer<F1>

<F1> Filed herewith.

<F2> Such  document  (i) is not  filed  herewith  since  such  document  was not received by the Reporting Person at least three business days prior to the due date of this report; and (ii) will be included in a further admendment to the Original Form 10-K to be filed within 30 days of the Reporting Person's receipt of such document.